Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XVII INC
filed 1996-05-13
CIK 869805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ----------------------

Commission File Number 1-10859

                      PUBLIC STORAGE PROPERTIES XVII, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                            95-4300891
- - -------------------------------                        ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Ave.
       Glendale, California                                      91201-1241
- - ---------------------------------------                ------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                               --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --  --

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

               2,775,923 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                                2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                                 3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                                    4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                           5

  Notes to Condensed Financial Statements                                6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      7-9


PART II.  OTHER INFORMATION                                             10


                      PUBLIC STORAGE PROPERTIES XVII, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,          December 31,
                                                                                      1996                 1995
                                                                                 -------------          -----------
                                                                                 (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $    913,000         $    437,000
Rent and other receivables                                                              32,000               43,000
Prepaid expenses                                                                       287,000              399,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     43,724,000           43,686,000
      Land                                                                          22,837,000           22,837,000
                                                                                 -------------          -----------
                                                                                    66,561,000           66,523,000

      Less accumulated depreciation                                                (17,653,000)         (17,125,000)
                                                                                 -------------         ------------
                                                                                    48,908,000           49,398,000
                                                                                 -------------         ------------

           Total assets                                                           $ 50,140,000          $50,277,000
                                                                                  ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                 $     765,000       $    1,033,000
Dividends payable                                                                      962,000            1,522,000
Advance payments from renters                                                          315,000              307,000
Note payable                                                                         6,450,000            5,650,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,983,165 shares authorized,
           2,775,923 shares issued and
           outstanding (2,780,323 shares
           issued and outstanding in 1995)                                              28,000               28,000
      Convertible Series B common,
           $.01 par value, 324,989 shares
           authorized, issued and outstanding                                            3,000                3,000
      Convertible Series C common,
           $.01 par value, 920,802 shares
           authorized, issued and outstanding                                            9,000                9,000

      Paid-in-capital                                                               51,769,000           51,842,000
      Cumulative income                                                             17,862,000           16,944,000
      Cumulative distributions                                                     (28,023,000)         (27,061,000)
                                                                                   ------------        -------------

      Total shareholders' equity                                                    41,648,000           41,765,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $50,140,000         $ 50,277,000
                                                                                   ===========         ============

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                               March 31,
                                                                                -----------------------------------
                                                                                       1996                 1995
                                                                                --------------       --------------

REVENUES:

Rental income                                                                       $2,634,000           $2,553,000
Interest income                                                                          5,000               13,000
                                                                                --------------       --------------

                                                                                     2,639,000            2,566,000
                                                                                   -----------         ------------


COSTS AND EXPENSES:

Cost of operations                                                                     855,000              745,000
Management fees paid to affiliates                                                     141,000              150,000
Depreciation                                                                           528,000              539,000
Interest expense                                                                       135,000               25,000
Administrative                                                                          62,000               81,000
                                                                                --------------       --------------

                                                                                     1,721,000            1,540,000
                                                                                 -------------         ------------

NET INCOME                                                                       $     918,000          $ 1,026,000
                                                                                 =============          ===========


Primary earnings per share - Series A                                                    $0.29                $0.30
                                                                                         =====                =====
Fully diluted earnings per share - Series A                                              $0.23                $0.24
                                                                                         =====                =====

Dividends declared per share:
   Series A                                                                              $0.31                $0.29
                                                                                         =====                =====
   Series B                                                                              $0.31                $0.29
                                                                                         =====                =====

Weighted average Common shares outstanding:
   Primary - Series A                                                                2,775,923            3,118,615
                                                                                     =========            =========
   Fully diluted - Series A                                                          4,021,714            4,364,406
                                                                                     =========            =========



                            See accompanying notes.

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                    (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C
                                          Shares      Amount      Shares    Amount    Shares   Amount
                                         ---------    -------    -------   ------    -------  ------

Balances at December 31, 1995            2,780,323    $28,000    324,989   $3,000    920,802  $9,000

Net income                                 -          -          -        -          -        -
Repurchase of shares                        (4,400)   -          -        -          -        -

Cash distributions declared:
 $.31 per share - Series A                 -          -          -        -           -        -
 $.31 per share - Series B                 -          -          -        -           -        -
                                         ---------    -------    -------   ------    -------  ------

Balances at March 31, 1996               2,775,923    $28,000    324,989   $3,000    920,802  $9,000
                                         =========    =======    =======   ======    =======  ======

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                    (Unaudited)

                                                       Cumulative                         Total
                                         Paid-in          Net           Cumulative     Shareholders'
                                         Capital          Income        Distributions     Equity
                                       -----------     -----------     ------------     -----------

Balances at December 31, 1995          $51,842,000     $16,944,000     ($27,061,000)    $41,765,000

Net income                                 -               918,000            -             918,000
Repurchase of shares                       (73,000)         -                 -             (73,000)

Cash distributions declared:
 $.31 per share - Series A                 -                -              (861,000)       (861,000)
 $.31 per share - Series B                 -                -              (101,000)       (101,000)
                                       -----------     -----------     ------------     -----------

Balances at March 31, 1996             $51,769,000     $17,862,000     ($28,023,000)    $41,648,000
                                       ===========     ===========     ============     ===========

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ------------------------------------
                                                                                     1996                   1995
                                                                                ----------------     ----------------

Cash flows from operating activities:

      Net income                                                                 $     918,000       $    1,026,000

      Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                   528,000              539,000
        Decrease (increase) in rent and other receivables                               11,000              (24,000)
        Amortization of prepaid management fees                                        112,000              -
        Decrease in prepaid expenses                                                   -                      1,000
        Decrease in accounts payable                                                  (268,000)            (218,000)
        Increase in advance payments from renters                                        8,000               60,000
                                                                               ---------------       --------------

           Total adjustments                                                           391,000              358,000
                                                                                 -------------        -------------

           Net cash provided by operating activities                                 1,309,000            1,384,000
                                                                                  ------------        -------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (38,000)             (26,000)
                                                                                  ------------        --------------

           Net cash used in investing activities                                       (38,000)             (26,000)
                                                                                  -------------       --------------

Cash flows from financing activities:

      Proceeds from note payable to bank                                               800,000            3,400,000
      Distributions paid to shareholders                                            (1,522,000)          (1,061,000)
      Purchase of Company Series A common stock                                        (73,000)          (4,829,000)
                                                                               ----------------        -------------

           Net cash used in financing activities                                      (795,000)          (2,490,000)
                                                                                --------------         ------------

Net increase (decrease) in cash and cash equivalents                                   476,000           (1,132,000)

Cash and cash equivalents at the beginning of the period                               437,000            1,849,000
                                                                                --------------       --------------

Cash and cash equivalents at the end of the period                              $      913,000       $      717,000
                                                                                ==============       ==============

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $298,000. The Company expensed $112,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $186,000, is included in other assets in the Balance Sheet at March 31, 1996.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $918,000 compared to $1,026,000 for the three months ended March 31, 1995, representing a decrease of $108,000 or 11%. This decrease is primarily a result of a decrease in property net operating income (rental revenue less cost of operations, management fees paid to affiliates and depreciation expense) combined with an increase in interest expense.

     Rental income for the three months ended March 31, 1996 and 1995 was $2,634,000 and $2,553,000, respectively, representing an increase of $81,000. Approximately $19,000 of the increase in rental revenues is attributable to an increase in rental rates and occupancy levels at the Company's three mini-warehouse properties located in California. Rental revenues increased by $12,000 at the Company's business park operations for the three month period ended March 31, 1996 compared to the same period in 1995. This increase was mainly due to an increase in rental rates at all three of the Company's business park facilities.

     The Company's mini-warehouse operations had weighted average occupancy levels of 87.1% and 85.9% for the three month periods ended March 31, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 92.2% and 92.3% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $1,524,000 from $1,434,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $90,000. This increase is mainly attributable to increases in property taxes and snow removal cost. The increase in property taxes is primarily due to a one time refund received in 1995 at the Company's San Diego business park facility. Snow removal cost increased due to higher than normal snow levels in the Company's eastern states facilities.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $112,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $11,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense increased to $135,000 for the three months ended March 31, 1996 compared to $25,000 for the three months ended March 31, 1995. This increase was primarily due to higher outstanding loan balances for the first three months of 1996 compared to the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,310,000 for the three months ended March 31, 1996) cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations of the Company including a regular distribution of $.31 per Series A and Series B common share ($962,000 in aggregate for the three months ended March 31, 1996).

     The Company's Board of Directors has authorized the Company to purchase up to 1,300,000 shares of Series A common stock. The Company has repurchased 961,451 shares of Series A common stock, of which 4,400 shares were purchased in the first quarter of 1996 utilizing funds from the credit facility described below.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at March 31, 1996) or the bank's LIBOR rate plus 2.25% (7.75%% at March 31, 1996), will convert to a term loan on April 1, 1997. Principal will be payable quarterly beginning on April 1, 1997. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. On March 31, 1996, the outstanding balance on the credit facility was $6,450,000. In April 1996, the Company borrowed an additional $150,000. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,446,000. Supplemental Information.

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,446,000 and $1,565,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6       Exhibits and Reports on Form 8-K

              (a) The following Exhibit is included herein:

                  (27) Financial Data Schedule

               (b)  Form 8 - K

                    None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DATED: May 13, 1996

                                 PUBLIC STORAGE PROPERTIES XVII, INC.



                                 BY:    /s/ Ronald L. Havner, Jr.
                                        ----------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President and
                                        Chief Financial Officer