Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XVII INC
filed 1996-08-13
CIK 869805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------   ---------------

Commission File Number 1-10859
                       -------

                      PUBLIC STORAGE PROPERTIES XVII, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-4300891
- --------------------------------                          ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                         91201-2349
- --------------------------------                          ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               2,775,923 shares of $.01 par value Series A shares
                 324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three and six
    months ended June 30, 1996 and 1995                                        3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION                                                   10

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                            CONDENSED BALANCE SHEETS

                                                                                    June 30,          December 31,
                                                                                      1996                1995
                                                                                 -------------        -------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                        $     485,000        $     437,000
Rent and other receivables                                                              43,000               43,000
Prepaid expenses                                                                       187,000              399,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     43,906,000           43,686,000
      Land                                                                          22,837,000           22,837,000
                                                                                 -------------          -----------
                                                                                    66,743,000           66,523,000

      Less accumulated depreciation                                                (18,139,000)         (17,125,000)
                                                                                 -------------         ------------
                                                                                    48,604,000           49,398,000
                                                                                 -------------        -------------

Total assets                                                                      $ 49,319,000          $50,277,000
                                                                                 =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    788,000          $ 1,033,000
Dividends payable                                                                      962,000            1,522,000
Advance payments from renters                                                          342,000              307,000
Note payable                                                                         5,400,000            5,650,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,983,165 shares authorized,
           2,775,923 shares issued and
           outstanding (2,780,323 shares issued
           and outstanding in 1995)                                                     28,000               28,000
      Convertible Series B common,
           $.01 par value, 324,989 shares
           authorized, issued and outstanding                                            3,000                3,000
      Convertible Series C common,
           $.01 par value, 920,802 shares
           authorized, issued and outstanding                                            9,000                9,000

      Paid-in-capital                                                               51,769,000           51,842,000
      Cumulative income                                                             19,003,000           16,944,000
      Cumulative distributions                                                     (28,985,000)         (27,061,000)
                                                                                 -------------        -------------

      Total shareholders' equity                                                    41,827,000           41,765,000
                                                                                 -------------        -------------

Total liabilities and shareholders' equity                                         $49,319,000          $50,277,000
                                                                                 =============        =============

                             See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                         Six Months Ended
                                                       June 30,                                  June 30,
                                         -----------------------------------        ----------------------------------
                                             1996                  1995                 1996                  1995
                                         --------------       --------------        -------------         ------------

REVENUES:

Rental income                                $2,739,000           $2,628,000           $5,373,000           $5,181,000
Interest income                                   5,000                6,000               10,000               19,000
                                         --------------       --------------        -------------         ------------

                                              2,744,000            2,634,000            5,383,000            5,200,000
                                         --------------       --------------        -------------         ------------

COSTS AND EXPENSES:

Cost of operations                              794,000              762,000            1,649,000            1,507,000
Management fees
  paid to affiliates                            143,000              151,000              284,000              301,000
Depreciation                                    486,000              493,000            1,014,000            1,032,000
Interest expense                                123,000               86,000              258,000              111,000
Administrative                                   57,000               63,000              119,000              144,000
                                         --------------       --------------        -------------         ------------

                                              1,603,000            1,555,000            3,324,000            3,095,000
                                         --------------       --------------        -------------         ------------

NET INCOME                                   $1,141,000           $1,079,000           $2,059,000           $2,105,000
                                         ==============       ==============        =============         ============

Earnings per share:

  Primary - Series A                             $0.38                 $0.33                $0.67                $0.63
                                         ==============       ==============        =============         ============
  Fully diluted - Series A                       $0.28                 $0.26                $0.51                $0.50
                                         ==============       ==============        =============         ============

Dividends declared per share:

  Series A                                       $0.31                 $0.31                $0.62                $0.60
                                         ==============       ==============        =============         ============
  Series B                                       $0.31                 $0.31                $0.62                $0.60
                                         ==============       ==============        =============         ============

Weighted average common shares outstanding:

  Primary - Series A                          2,775,923            2,945,615            2,775,923            3,032,115
                                         ==============       ==============        =============         ============
  Fully diluted - Series A                    4,021,714            4,191,406            4,021,714            4,277,906
                                         ==============       ==============        =============         ============

                             See accompanying notes.

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                             Series A               Series B          Series C          Paid-in
                                        Shares      Amount      Shares    Amount    Shares   Amount     Capital
                                       ---------    -------    -------   ------    -------  ------    -----------

Balances at December 31, 1995          2,780,323    $28,000    324,989   $3,000    920,802  $9,000    $51,842,000

Net income                                     -          -          -        -          -        -             -
Repurchase of shares                      (4,400)         -          -        -          -        -       (73,000)

Cash distributions declared:
 $.62 per share - Series A                     -          -          -        -          -        -             -
 $.62 per share - Series B                     -          -          -        -          -        -             -
                                       ---------    -------    -------   ------    -------  ------    -----------

Balances at June 30, 1996              2,775,923    $28,000    324,989   $3,000    920,802   $9,000    $51,769,000
                                       =========    =======    =======   ======    =======  =======   ============

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                   Cumulative                       Total
                                      Net          Cumulative     Shareholders'
                                    Income        Distributions     Equity
                                 -----------     -------------    -----------

Balances at December 31, 1995    $16,944,000     ($27,061,000)    $41,765,000

Net income                         2,059,000                -       2,059,000
Repurchase of shares                       -                -         (73,000)

Cash distributions declared:
 $.62 per share - Series A                 -       (1,722,000)     (1,722,000)
 $.62 per share - Series B                 -         (202,000)       (202,000)
                                 -----------     -------------    -----------

Balances at June 30, 1996        $19,003,000     ($28,985,000)    $41,827,000
                                 ===========     =============    ===========


                             See accompanying notes.
                                        4

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ------------------------------------
                                                                                      1996                  1995
                                                                                ---------------        -------------


Cash flows from operating activities:

      Net income                                                                   $ 2,059,000          $ 2,105,000

      Adjustments to  reconcile  net
        income to net cash  provided
        by  operating activities:

        Depreciation                                                                 1,014,000            1,032,000
        Decrease in rent and other receivables                                            -                   3,000
        Amortization of prepaid expenses                                               224,000                -
        Increase in prepaid expenses                                                   (12,000)              (1,000)
        Decrease in accounts payable                                                  (245,000)            (111,000)
        Increase in advance payments from renters                                       35,000               60,000
                                                                                ---------------        -------------

           Total adjustments                                                         1,016,000              983,000
                                                                                ---------------        -------------

           Net cash provided by operating activities                                 3,075,000            3,088,000
                                                                                ---------------        -------------

Cash flows from investing activities:

      Additions to real estate facilities                                             (220,000)             (86,000)
                                                                                --------------        --------------

           Net cash used in investing activities                                      (220,000)             (86,000)
                                                                                ---------------       --------------

Cash flows from financing activities:

      (Payments) proceeds from note payable to bank                                   (250,000)           4,150,000
      Distributions paid to shareholders                                            (2,484,000)          (2,029,000)
      Purchase of Company Series A common stock                                        (73,000)          (5,975,000)
                                                                                ---------------        -------------

           Net cash used in financing activities                                    (2,807,000)          (3,854,000)
                                                                                ---------------        -------------

Net increase (decrease) in cash
  and cash equivalents                                                                  48,000             (852,000)

Cash and cash equivalents at
  the beginning of the period                                                          437,000            1,849,000
                                                                                ---------------        -------------

Cash and cash equivalents at
  the end of the period                                                           $    485,000          $   997,000
                                                                                ===============        =============

                             See accompanying notes.
                                        5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $298,000. The Company expensed $224,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $74,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996), will convert to a term loan on April 1, 1997. Principal will be payable quarterly beginning on April 1, 1997. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,400,000. In July 1996, the Company borrowed an additional $600,000. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $2,059,000 and $2,105,000, respectively, representing a decrease of $46,000 or 2%. Net income for the three months ended June 30, 1996 and 1995 was $1,141,000 and $1,079,000, respectively, representing an increase of $62,000 or 6%. Property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased for both periods. However, the increase in interest expense partially offset by the increase in property net operating income caused the decrease in net income for the six months ended June 30, 1996.

     Rental income increased $192,000 or 4% from $5,181,000 to $5,373,000 for the six months ended June 30, 1995 and 1996, respectively, and increased $111,000 or 4% from $2,628,000 to $2,739,000 for the three months ended June 30, 1995 and 1996, respectively. The Company's mini-warehouse operations generated increases in rental income of $146,000 and $78,000 for the six and three months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily due to increased rental rates at a majority of the Company's properties. The Company's three business park facilities also contributed to the increase in rental income as a result of increased rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89% and 87% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 92% and 93% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,947,000 and $2,840,000, respectively, representing an increase of $107,000. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,423,000 and $1,406,000, respectively, representing an increase of $17,000. These increases are primarily due to increases in snow removal costs and property taxes offset by a decrease in management fees paid to affiliates. Snow removal costs increased due to higher than normal snow levels at the Company's facilities located in the eastern states. The increase in property taxes is primarily due to a one-time tax refund received in early 1995 at the Company's San Diego, California business park.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $224,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statement of income. As a result of the prepayment, the Company saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense for the three and six month periods ended June 30, 1996 increased by $37,000 and $147,000, respectively, as compared to the same periods in 1995 due primarily to a higher outstanding loan balance in 1996 over 1995.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($3,075,000 in 1996), cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996), will convert to a term loan on April 1, 1997. Principal will be payable quarterly beginning on April 1, 1997. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,400,000. In July 1996, the Company borrowed an additional $600,000. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 1,300,000 shares of Series A common stock. The Company has repurchased 961,451 shares of Series A common stock, of which 4,400 shares were purchased in the first quarter of 1996.

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


Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $3,073,000 and $3,137,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,627,000 and $1,572,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

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


                                     DATED: August 13, 1996

                                     PUBLIC STORAGE PROPERTIES XVII, INC.



                                     BY:    /s/ Ronald L. Havner, Jr.
                                            -------------------------
                                            Ronald L. Havner, Jr.
                                            Senior Vice President and
                                             Chief Financial Officer