Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XVII INC
filed 1996-11-13
CIK 869805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    -------------

Commission File Number 1-10859
                       -------

                      PUBLIC STORAGE PROPERTIES XVII, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                           95-4300891
--------------------------------                       ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


      701 Western Avenue
       Glendale, California                                         91201-2349
--------------------------------                       ------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               2,776,023 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                 2

  Condensed Statements of Income for the three and nine
   months ended September 30, 1996 and 1995                              3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                  4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                         5

  Notes to Condensed Financial Statements                                6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       7-9


PART II.  OTHER INFORMATION                                             10

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,          December 31,
                                                                                           1996                   1995
                                                                                --------------------      --------------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $    469,000           $    437,000
Rent and other receivables                                                                  66,000                 43,000
Prepaid expenses                                                                           123,000                399,000

Real estate facilities at cost:
   Building, land improvements and equipment                                            43,995,000             43,686,000
   Land                                                                                 22,837,000             22,837,000
                                                                                --------------------      --------------------
                                                                                        66,832,000             66,523,000

   Less accumulated depreciation                                                       (18,553,000)           (17,125,000)
                                                                                --------------------      --------------------
                                                                                        48,279,000             49,398,000
                                                                                --------------------      --------------------

Total assets                                                                           $48,937,000            $50,277,000
                                                                                ====================      ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                      $  1,112,000           $  1,033,000
Dividends payable                                                                          962,000              1,522,000
Advance payments from renters                                                              305,000                307,000
Notes payable                                                                            4,650,000              5,650,000

Shareholders' equity:
   Series A common, $.01 par value,
     4,983,165 shares authorized,
     2,776,023 shares issued and
     outstanding (2,780,323 shares issued
     and outstanding in 1995)                                                               28,000                 28,000
   Convertible Series B common, $.01 par
     value, 324,989 shares authorized,
     issued and outstanding                                                                  3,000                  3,000
   Convertible Series C common, $.01 par
     value, 920,802 shares authorized,
     issued and outstanding                                                                  9,000                  9,000

   Paid-in-capital                                                                      51,769,000             51,842,000
   Cumulative income                                                                    20,046,000             16,944,000
   Cumulative distributions                                                            (29,947,000)           (27,061,000)
                                                                                --------------------      --------------------

   Total shareholders' equity                                                           41,908,000             41,765,000
                                                                                --------------------      --------------------

Total liabilities and shareholders' equity                                             $48,937,000            $50,277,000
                                                                                ====================      ====================

                             See accompanying notes.
                                        2

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                  ---------------------------------        ---------------------------------
                                                       1996              1995                   1996              1995
                                                  -------------      --------------        -------------      --------------
REVENUES:

Rental income                                       $2,772,000          $2,717,000           $8,145,000          $7,898,000
Interest income                                          3,000               5,000               13,000              24,000
                                                  -------------      --------------        -------------      --------------

                                                     2,775,000           2,722,000            8,158,000           7,922,000
                                                  -------------      --------------        -------------      --------------



COSTS AND EXPENSES:

Cost of operations                                     873,000             786,000            2,522,000           2,293,000
Management fees paid to affiliates                     149,000             155,000              433,000             456,000
Depreciation                                           512,000             511,000            1,526,000           1,543,000
Interest expense                                       113,000             106,000              371,000             217,000
Administrative                                          85,000              88,000              204,000             232,000
                                                 -------------      --------------        -------------      --------------

                                                     1,732,000           1,646,000            5,056,000           4,741,000
                                                  -------------      --------------        -------------      --------------


NET INCOME                                          $1,043,000          $1,076,000           $3,102,000          $3,181,000
                                                  =============      ==============        =============      ==============



Earnings per share:

   Primary - Series A                                   $0.34               $0.34                $1.01               $0.97
                                                  =============      ==============        =============      ==============
   Fully diluted - Series A                             $0.26               $0.25                $0.77               $0.75
                                                  =============      ==============        =============      ==============


Dividends declared per share:

   Series A                                             $0.31               $0.31                $0.93               $0.91
                                                  =============      ==============        =============      ==============
   Series B                                             $0.31               $0.31                $0.93               $0.91
                                                  =============      ==============        =============      ==============


Weighted average common shares
   outstanding:

   Primary - Series A                                2,776,023           2,874,373            2,776,023           2,979,534
                                                  =============      ==============        =============      ==============
   Fully diluted - Series A                          4,021,814           4,120,164            4,021,814           4,225,325
                                                  =============      ==============        =============      ==============

                             See accompanying notes.
                                        3

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                              Convertible            Convertible
                                        Series A               Series B               Series C            Paid-in
                                   Shares      Amount      Shares     Amount      Shares     Amount       Capital
                                  ---------    -------      -------     ------     -------     ------   -----------

Balances at December 31, 1995     2,780,323    $28,000      324,989     $3,000     920,802     $9,000   $51,842,000

Net income                                -          -            -          -           -          -             -
Repurchase of shares                 (4,300)         -            -          -           -          -       (73,000)

Cash distributions declared:
$.93 per share - Series A                 -          -            -          -           -          -             -
$.93 per share - Series B                 -          -            -          -           -          -             -
                                  ---------    -------      -------     ------     -------     ------   -----------

Balances at September 30, 1996    2,776,023    $28,000      324,989     $3,000     920,802     $9,000   $51,769,000
                                  =========    =======      =======     ======     =======     ======   ===========

                      Public Storage Properties XVII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                     Cumulative                       Total
                                        Net         Cumulative    Shareholders'
                                       Income     Distributions       Equity
                                     -----------    -------------   -----------

Balances at December 31, 1995        $16,944,000    ($27,061,000)   $41,765,000

Net income                             3,102,000               -      3,102,000
Repurchase of shares                           -               -        (73,000)

Cash distributions declared:
$.93 per share - Series A                      -      (2,583,000)    (2,583,000)
$.93 per share - Series B                      -        (303,000)      (303,000)
                                     -----------    -------------   -----------

Balances at September 30, 1996       $20,046,000    ($29,947,000)   $41,908,000
                                     ===========    =============   ===========

                             See accompanying notes.
                                        4

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                 -------------------------------------------
                                                                                          1996                   1995
                                                                                 -------------------     -------------------
Cash flows from operating activities:

   Net income                                                                            $3,102,000            $3,181,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:

   Depreciation                                                                           1,526,000             1,543,000
   Increase in rent and other receivables                                                   (23,000)               (4,000)
   Amortization of prepaid management fees                                                  298,000                     -
   Increase in prepaid expenses                                                             (22,000)                    -
   Increase in accounts payable                                                              79,000                36,000
   (Decrease) increase in advance payments from renters                                      (2,000)               18,000
                                                                                 -------------------     -------------------

     Total adjustments                                                                    1,856,000             1,593,000
                                                                                 -------------------     -------------------

     Net cash provided by operating activities                                            4,958,000             4,774,000
                                                                                 -------------------     -------------------

Cash flows from investing activities:

   Additions to real estate facilities                                                     (407,000)             (198,000)
                                                                                 -------------------     -------------------

     Net cash used in investing activities                                                 (407,000)             (198,000)
                                                                                 -------------------     -------------------

Cash flows from financing activities:

   (Payments) proceeds from note payable to bank                                         (1,000,000)            4,550,000
   Distributions paid to shareholders                                                    (3,446,000)           (3,039,000)
   Purchase of Company Series A common stock                                                (73,000)           (7,503,000)
                                                                                 -------------------     -------------------

     Net cash used in financing activities                                               (4,519,000)           (5,992,000)
                                                                                 -------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                         32,000            (1,416,000)

Cash and cash equivalents at the beginning of the period                                    437,000             1,849,000
                                                                                 -------------------     -------------------

Cash and cash equivalents at the end of the period                                      $   469,000           $   433,000
                                                                                 ===================     ===================


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $298,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at September 30, 1996) or the bank's LIBOR rate plus 2.25% (7.875% at September 30, 1996), will convert to a term loan on April 1, 1997. Principal will be payable quarterly beginning on April 1, 1997. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. At September 30, 1996, the outstanding balance on the credit facility was $4,650,000. In October 1996, the Company borrowed an additional $850,000. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $3,102,000 and $3,181,000, respectively, representing a decrease of $79,000 or 2%. This decrease is primarily due to an increase in interest expense partially offset by an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense). Net income for the three months ended September 30, 1996 and 1995 was $1,043,000 and $1,076,000, respectively, representing a decrease of $33,000 or 3%. This decrease is primarily due to an increase in interest expense combined with a decrease in property net operating income.

     Rental income increased $247,000 or 3% from $7,898,000 to $8,145,000 for the nine months ended September 30, 1995 and 1996, respectively, and increased $55,000 or 2% from $2,717,000 to $2,772,000 for the three months ended September 30, 1995 and 1996, respectively. The Company's mini-warehouse operations generated increases in rental income of $178,000 and $33,000 for the nine and three months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily due to increased occupancy levels at a majority of the Company's properties. The Company's three business park facilities also contributed to the increase in rental income as a result of increased rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 90% and 88% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 92% for both the nine month periods ended September 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $4,481,000 and $4,292,000, respectively, representing an increase of $189,000 or 4%. Cost of operations for the three months ended September 30, 1996 and 1995 was $1,534,000 and $1,452,000, respectively, representing an increase of $82,000 or 6%. These increases are primarily due to increases in repairs and maintenance, advertising and property taxes. The increase in repairs and maintenance costs is primarily due to increases in snow removal costs due to higher than normal snow levels at the Company's facilities located in the eastern states as well as various other costs such as painting and fence and gate repairs. The increase in property taxes is primarily due to a one-time tax refund received in early 1995 at the Company's San Diego, California business park and an increase in the property tax rate at the Company's Wheatridge, Colorado property.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statement of income. As a result of the prepayment, the Company saved approximately $38,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense for the nine month period ended September 30, 1996 increased by $154,000, as compared to the same period in 1995 due primarily to a higher outstanding loan balance in 1996 over 1995.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($4,958,000 in 1996), cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at September 30, 1996) or the bank's LIBOR rate plus 2.25% (7.875% at September 30,
1996), will convert to a term loan on April 1, 1997. Principal will be payable quarterly beginning on April 1, 1997. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. At September 30, 1996, the outstanding balance on the credit facility was $4,650,000. In October 1996, the Company borrowed an additional $850,000. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.31. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.15 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 1,300,000 shares of Series A common stock. The Company has repurchased 961,351 shares of Series A common stock, of which 4,300 shares were purchased in 1996.

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

SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $4,628,000 and $4,724,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,555,000 and $1,587,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION





ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (A)  EXHIBITS:  The following exhibit is included herein:

              (27) Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              None




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            DATED: November 13, 1996

                            PUBLIC STORAGE PROPERTIES XVII, INC.




                            BY:     /s/ Ronald L. Havner, Jr.
                                    ----------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and
                                      Chief Financial Officer