Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES XVII INC
filed 1997-03-28
CIK 869805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------

Commission File Number 1-10859
                       -------

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                               95-4300891
-------------------------------                         -----------------------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                         Identification Number)


    701 Western Avenue
 Glendale, California                                        91201-2349
----------------------------------------                 ----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act


Common Stock Series A, $.01 par value                   American Stock Exchange
--------------------------------------          -------------------------------
     (Title of each class)                               (Name of each exchange
                                                           on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                 ---------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No
                                       --   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997:


Common Stock Series A, $.01 Par Value-$42,785,910 (computed on the basis of $19 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1997).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1997:

            Common Stock, $.01 Par Value - Series A 2,776,023 shares
             Common Stock, $.01 Par Value - Series B 324,989 shares Common Stock, $.01 Par Value - Series C 920,802 shares
             ------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

   (a) Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Company's 1996 fiscal year, which information is incorporated by reference into Part III.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                                     PART I.

ITEM 1.   BUSINESS
          --------

General
-------

          Public Storage Properties XVII, Inc. (the "Company") is a real estate investment trust ("REIT") organized as a California corporation that was formed to succeed to the business of Public Storage Properties XVII, Ltd., a California limited partnership (the "Partnership"), in a reorganization transaction completed on September 16, 1991.

          The Partnership offered 148,000 units of limited partnership interest (the "Units") to the public in September, 1986. The Partnership's general partners were PSI Associates II, ("PSA"), a California corporation, and B. Wayne Hughes ("Hughes"). PSA was an affiliate of Public Storage Management, Inc., a California corporation (see below).

          Effective September 16, 1991, the Partnership transferred all of its assets and liabilities to the Company pursuant to a plan of Reorganization approved by a majority of the limited partners. In exchange for the Partnership's assets and liabilities, the Company issued 3,737,374 shares of common stock Series A ("Series A shares"), 324,989 shares of common stock Series B ("Series B shares"), and 920,802 shares of common stock Series C ("Series C shares") of the Company to the Partnership. The Partnership then made a liquidating distribution to the limited partners by distributing 99 percent of the Series A shares (on the basis of 25 Series A shares for each Unit). The remaining 1 percent of the Series A shares and all of the Series B shares and Series C shares were distributed to the general partners in respect of their interests in the Partnership. Subsequent thereto, the Partnership was dissolved. The Company has elected to be taxed as a REIT for Federal income tax purposes.

          The Company is a finite life REIT, with a term until December 31, 2038 (the same as the predecessor Partnership). However, pursuant to the Company's by-laws, in 1999 the Company will be required to present the shareholders with a proposal for the sale or financing of the properties and, in the case of a sale, a liquidation of the Company, unless the properties have already been sold or financed. See "Sale or Financing" below.

          The Company's investment objectives are (as were the Partnership's) to maximize cash flow from operations and to maximize capital appreciation.

          The Company has acquired 19 properties, all of which are in operation.
The  Company  believes  that  its  mini-warehouses   have  attractive  operating
characteristics.

          The Company's senior officers have been responsible for the acquisition of more than 350 mini-warehouses, the development of more than 650 mini-warehouses and the management of more than 1,000 mini-warehouses during their average 18 years of experience with the Public Storage organization.

          In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a REIT listed on the New York Stock Exchange. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became the operator of the Company's mini-warehouse properties. Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") are the major shareholders of PSI. As a result of the PSMI Merger, PSI owns all of the shares of the Company's common stock that was owned by PSMI or its affiliates, and PSI has an option to acquire all of the shares of the Company's common stock owned by Hughes.

Investments in Facilities
-------------------------

          At December 31, 1996, the Company owned 19 facilities located in 11 states: California (4), Colorado (2), Florida (1) Georgia (1), Hawaii (1), Illinois (1), Louisiana (1), Massachusetts (1), New Jersey (1), Texas (5) and Virginia (1). These facilities consist of 16 mini-warehouses, 1 business park and 2 combination mini-warehouse/business park facilities.

          The Company  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

          MINI-WAREHOUSES

          Mini-warehouses, which comprise the majority of the Company's investments (approximately 78% of the Company's revenues for the twelve months ended December 31, 1996), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

          Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

          Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

          The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

          The Company's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

          As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

          COMMERCIAL PROPERTIES

          The Company's non-mini-warehouse investments are business parks and low-rise office buildings. The business park includes both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A business park may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public.

          A business park property is typically divided into units ranging in size from 600 to 5,000 square feet. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from one to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

Operating Strategies
--------------------

          The Company's mini-warehouses are operated by PSI under the "Public Storage" name, which the Company believes is the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

  * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Company's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

  * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Company generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Company's mini-warehouses has increased from 88% in 1995 to 90% in 1996. Realized monthly rents per square foot increased from $.69 in 1995 to $.70 in 1996. The Company has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

  * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

  * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

     The Company's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. Through 1996, the Company's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and the Hughes Family had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

     Under the supervision of the Company, PSI and AOPPLP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and AOPPLP engage, at the expense of the Company, employees for the operation of the Company's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and AOPPLP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and AOPPLP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Company's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Company's facilities are located.
Broadcast media and other advertising costs are charged to the Company's facilities located in geographic areas affected by the advertising. From time to time, PSI or AOPPLP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Company a non-exclusive license to use two PSI service marks and related designs (and AOPPLP has granted the Company a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Company would no longer have the right to use the service marks and related designs except as described below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

     Each Management Agreement, as amended in February 1995, provides that (i) the Management Agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

     Certain of the directors and officers of the Company are also directors and officers of PSI.

Competition
-----------

     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional; and local operators. The Company believes that the significant operating and financial experience of its executive officers and directors, PSI, AOPPLP and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Sale or Financing
-----------------

     The by-laws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

Employees
---------

     As of December 31, 1996, the Company had 60 employees, 25 persons who render services on behalf of the Company on a full-time basis and 35 persons who render services on a part-time basis (5 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

Federal Income Tax
------------------

     The Company intends to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, but no assurance can be given that the Company will be able to continue to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically applies to corporate dividends. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

ITEM 2.   PROPERTIES.
          -----------

     The following table sets forth information as of December 31, 1996 about properties owned by the Company:

                                         Size                               Number of
           Location                   of Parcel       Net Rentable Area      Spaces        Completion Date
-----------------------------        -------------    -------------------  -----------     ---------------
CALIFORNIA
Citrus Heights, Verner                2.54 acres       65,000 sq. ft.           643           Dec. 1986
Davis, Olive                          2.14 acres       51,000 sq. ft.           626           Feb. 1987
Los Angeles, Olympic Blvd (2)         1.33 acres       95,000 sq. ft.         1,277           Jun. 1987
San Diego, Lusk Blvd. III (1)         7.22 acres      118,000 sq. ft.            45           Jul. 1989

COLORADO
Denver, Belleview                     6.97 acres       71,000 sq. ft.           760           Nov. 1987
Wheatridge, 48th Street               3.76 acres       69,000 sq. ft.           595           Nov. 1986

FLORIDA
Duval County, Timuquana               2.96 acres       55,000 sq. ft.           543           Aug. 1987

GEORGIA
Atlanta, Snapfinger Rd.               6.11 acres       61,000 sq. ft.           536           Jul. 1987

HAWAII
Honolulu, Ukee St.                    1.46 acres       45,000 sq. ft.           427           Mar. 1987

ILLINOIS
Naperville, Ogden                     2.79 acres       67,000 sq. ft.           654           Dec. 1986

LOUISIANA
Gretna, Belle Chasse Hwy.             4.03 acres       85,000 sq. ft.           798           Dec. 1986

MASSACHUSETTS
Chicopee, Jamrog Dr.                  8.20 acres       66,000 sq. ft.           568          Sept. 1987

NEW JERSEY
Berlin, Route 13                      4.18 acres       52,000 sq. ft.           449           Nov. 1986

TEXAS
Carrollton, Trinity Mills Rd. (1)     5.80 acres      112,000 sq. ft.           716           Apr. 1987
Dallas, Mockingbird                   1.13 acres       68,000 sq. ft.           916           Nov. 1986
Harris County, Louetta Rd.            2.30 acres       48,000 sq. ft.           477           Nov. 1986
Houston, Dairy Ashford                2.50 acres       58,000 sq. ft.           521           Dec. 1986
Houston, Steubner-Air                 2.53 acres       50,000 sq. ft.           460           Apr. 1987

VIRGINIA
Fairfax County, Shirley Hwy (1)       7.32 acres      189,000 sq. ft.           826           Aug. 1989

------------------------------------
(1) This property or a portion of the property has been developed as a business park.
(2) The property is owned jointly with an affiliate. The Company has a 25% interest in the property.

         Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $186,000 in 1995 for known environmental remediation requirements.

          The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. Approximately 78% of the Company's portfolio (based on revenues for 1996) are mini-warehouses and the balance consists of commercial properties. As reflected in the table below, the Company has experienced overall improved property operations:


                                                                             For the year ended December 31,
                                                                       ----------------------------------------
                                                                       1996              1995             1994
                                                                      ---------      ------------      --------
Weighted average occupancy level (1)                                    90%               88%              88%
Realized monthly rent per occupied square foot (1) (2)                 $.70              $.69             $.67

Operating margin (3):
     Before reduction for depreciation expense                          63%               65%              65%
     After reduction for depreciation expense:                          45%               45%              44%

--------------
(1)  Mini-warehouse facilities only.
(2) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees. (3) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income.

          Additional information is set forth below with respect to the San Diego/Lusk Blvd. III and Fairfax County/Shirley Memorial Highway properties because they are the only properties with a book value of at least 10% of the total assets of the Company or that have accounted for gross revenues of at least 10% of the aggregate gross revenues of the Company.

          SAN DIEGO/LUSK BLVD. III. This property, a business park, is located in San Diego's North County area, approximately 15 miles north of downtown San Diego. The property is close to two freeways, I-805 and I-163. Miramesa Road, a principal east-west artery, and Miramar Naval Air Station are also within the property's market area.

          The 7.22-acre property, which was completed in 1988, consists of three buildings containing 118,000 square feet of net rentable area divided into 45 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1996, the property was 100% occupied by 45 tenants.

          Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated.



                                                          Annual Realized
                                                              Rent  Per
        Date                        Occupancy Rate           Square Foot
----------------------           --------------------     ------------------
 December 31, 1996                      100%                     $7.92
 December 31, 1995                       89                       7.38
 December 31, 1994                       90                       7.20

          A schedule showing total annual base rent and percentage of total income relating to leases according to their expiration dates is set forth below:

          Year of                         Total Amt.            Percentage of
        Expiration*                        Base Rent             Total Income
     ---------------                 -----------------         ----------------
           1997                           $574,000                   55.30%
           1998                            294,000                   28.32
           1999                             89,000                    8.57
           2000                             46,000                    4.43
           2001                             35,000                    3.38
                                     -----------------         ----------------
           Total                        $1,038,000                  100.00%
                                     =================         ================

             --------------
             * Assumes that none of the renewal options included in the leases will be exercised

          FAIRFAX COUNTY/SHIRLEY MEMORIAL HIGHWAY. This 7.32-acre property is located in Northern Virginia and contains both business park and self-storage facilities. The project is located at the entrance to the Bren Mar Industrial Park, across I-395 from the Shirley Industrial Park. To the north along I-395 is one of the largest concentrations of high-rise apartments and condominiums in Northern Virginia. The combination of both commercial and residential development near the property should provide good tenant bases to both the business and self-storage facilities.

          The property, which opened in 1989, consists of nine single-story mini-warehouse buildings with approximately 76,000 of net rentable square feet divided into 776 individual storage units. In addition, there are 50 office units containing approximately 113,000 net rentable square feet. As of December 31, 1996, the mini-warehouse facility had 640 units occupied, representing an 82% occupancy rate, and the business park facility was 86% occupied by 43 tenants. No tenant occupies 10% or more of the rentable area.

          Set forth below is a schedule showing the occupancy rate and the rent per square foot for the mini-warehouse portion of the property at the dates indicated.

                                                               Annual Scheduled
                                                                  Rent Per
           Date                        Occupancy Rate            Square Foot
  -----------------------          -------------------         ----------------
    December 31, 1996                       82%                     $13.92
    December 31, 1995                       76                       10.32
    December 31, 1994                       76                       10.32

          Set forth below is a schedule showing the occupancy rate and the rent per square foot for the business park facility at the dates indicated:

                                                               Annual Realized
                                                                   Rent Per
          Date                        Occupancy Rate             Square Foot
  -----------------------          -------------------         ----------------
  December 31, 1996                       86%                      $11.26
  December 31, 1995                       95                        10.06
  December 31, 1994                       95                        11.03

          A schedule showing the total annual base rent and percentage of total income relating to leases for the business park portion of the property according to their expiration dates is set forth below:

       Year of                         Total Amt.            Percentage of
     Expiration*                        Base Rent             Total Income
--------------------------        -----------------         ----------------
        1997                         $1,099,000                   34.55%
        1998                            768,000                   24.14
        1999                            535,000                   16.82
        2000                            243,000                    7.64
        2001                            199,000                    6.25
     Thereafter                         337,000                   10.60
                                  -----------------         ----------------
        Total                        $3,181,000                  100.00%
                                  =================         ================

     --------------
     * Assumes that none of the renewal options included in the leases will be exercised

ITEM 3.   LITIGATION.
          -----------

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

          The Company held an annual meeting of shareholders on December 17, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the election of directors, and the vote was as follows (the common Stock Series A, Series B and Series C vote together as a single class):


                                    Number of Shares of                          Number of Shares of
                                   Common Stock Series A                        Common Stock Series B
                              -------------------------------              -------------------------------
          Name                 Voted For           Withheld                 Voted For           Withheld
------------------------      -------------     -------------              ------------       ------------
B. Wayne Hughes                  1,841,093          31,933                   324,989               -
                              -------------     -------------              ------------       ------------
Vern O. Curtis                   1,841,093          31,933                   324,989               -
                              -------------     -------------              ------------       ------------
Jack D. Steele                   1,841,093          31,933                   324,989               -
                              -------------     -------------              ------------       ------------


                                    Number of Shares of
                                   Common Stock Series C                         Total Common Stock
                              -------------------------------              -------------------------------
          Name                 Voted For           Withheld                 Voted For           Withheld
------------------------      -------------     -------------              ------------       ------------
B. Wayne Hughes                    920,802            -                    3,086,884             31,933
                              -------------     -------------              ------------       ------------
Vern O. Curtis                     920,802            -                    3,086,884             31,933
                              -------------     -------------              ------------       ------------
Jack D. Steele                     920,802            -                    3,086,884             31,933
                              -------------     -------------              ------------       ------------


                                    PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

          The Company's Series A shares are registered under Section 12(b) of the Securities Exchange Act of 1934 on the American Stock Exchange ("AMEX"), and commenced trading on September 30, 1991 under the symbol PSV. The Series B and Series C shares are not registered under Section 12 of the Securities Exchange Act of 1934 and no public trading market exists for the Series B and Series C shares.

          The Company's Articles of Incorporation provide that, the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) is equal to (B) the product of $20 multiplied by the number of the then-outstanding "Original Series A shares" ("Total Capital Return"). The term "Original Series A shares" means the Series A shares issued in the Reorganization.

Market Prices and Dividends
---------------------------

          The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1995 and 1996:



                                                                Sales Price                  Cash
                                                            ----------------------         Dividends
      Year                    Quarter Ended                  High          Low             Declared*
------------      -----------------------------             --------    ----------        -------------
1995              March 31                                   $17-1/8      $14-1/8             $0.29
                  June 30                                     17-3/8       15-7/8              0.31
                  September 30                                    18           16              0.31
                  December 31                                 17-3/8       16-1/4              0.49 (1)

1996              March 31                                       $17      $16-1/8             $0.31
                  June 30                                     17-1/2       16-5/8              0.31
                  September 30                                19-3/4           17              0.31
                  December 31                                 20-3/8       18-7/8              0.46 (2)

     *   No dividends were declared on Convertible Series C shares
 (1) Includes special dividend of $0.18
 (2) Includes special dividend of $0.15

          As of December 31, 1996, there were approximately 1,525 holders of record of the Company's Series A shares.

          Holders of Series A shares are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. The Company, as a REIT, is required to distribute, prior to filing its tax return at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. Under certain circumstances, the Company can rectify a failure to meet this distribution requirement by paying dividends after the close of a particular taxable year.

          A  principal   policy  of  the  Company  is  to  make  quarterly  cash
distributions. The Company intends to make quarterly cash distributions out of funds legally available.

          For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof, and for the past three years all distributions have been classified as ordinary income.

          Under generally accepted accounting principles, the amount of income exceeded (was less than) distributions declared to shareholders by $249,000, $499,000 and ($164,000) during 1994, 1995 and 1996, respectively.

          All Series A shares are entitled to participate equally in the Company's net assets upon dissolution and liquidation after repayment of the Company's liabilities,

Repurchase of Company's common stock
------------------------------------

          If considered to be an attractive investment opportunity or in other appropriate circumstances, the Company may repurchase its Series A shares out of legally available funds, if approved by the Board of Directors.

          As of February 27, 1997, the Board of Directors has authorized the Company to repurchase up to 1,300,000 Series A shares. From September 9, 1991 through February 28, 1997, the Company has repurchased 961,351 Series A shares. The Company repurchased 4,300 Series A shares during 1996 and no additional Series A shares between January 1, 1997 and February 28, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------
          The following selected historical financial information has been derived from the audited financial statements of the Company.


                                                                  Year Ended December 31,
                                    ---------------------------------------------------------------------------------
                                         1996             1995             1994              1993             1992
                                    -----------       -----------      -----------       ----------        ----------
Operating data:
---------------
Revenues:
   Rental income                    $10,894,000       $10,549,000      $10,245,000       $9,489,000        $8,991,000
   Interest and other income             15,000            26,000           37,000           30,000            25,000
                                    -----------       -----------      -----------       ----------        ----------

                                     10,909,000        10,575,000       10,282,000        9,519,000         9,016,000
                                    -----------       -----------      -----------       ----------        ----------
Expenses:
   Cost of operations                 4,051,000         3,732,000        3,582,000        3,484,000         3,546,000
   Depreciation                       1,977,000         2,047,000        2,187,000        3,184,000         3,263,000
   General and administrative           267,000           297,000          309,000          338,000           506,000
   Interest expense                     466,000           328,000            -               10,000           154,000
   Environmental cost (1)                 -               186,000            -                -                  -
                                      6,761,000         6,590,000        6,078,000        7,016,000         7,469,000
                                    -----------       -----------      -----------       ----------        ----------
Income before gain on sale
   of real estate                     4,148,000         3,985,000        4,204,000        2,503,000         1,547,000
Gain on sale of real estate                -                 -                -             567,000              -
                                    -----------       -----------      -----------       ----------        ----------

Net Income                           $4,148,000        $3,985,000       $4,024,000       $3,070,000        $1,547,000
                                    ===========       ===========      ===========       ==========        ==========

Net income per Series A share:
   Primary                                $1.33             $1.20            $1.14            $0.79             $0.36
   Fully diluted                          $1.03             $0.95            $0.91            $0.65             $0.32

Dividends declared per share:
   Series A                               $1.39             $1.40            $1.07            $1.08             $0.77
   Series B                               $1.39             $1.40            $1.07            $0.92             $0.77

Weighted average Common shares
  outstanding:
     Primary - Series A               2,776,023         2,934,723        3,377,156        3,494,373         3,638,199
     Fully diluted - Series A         4,021,814         4,180,514        4,622,947        4,740,164         4,883,990

Other data:
-----------
Net cash provided by
   operating activities              $6,286,000        $6,019,000       $6,287,000       $5,674,000        $4,746,000
Net cash used in
   investing activities              (1,028,000)         (534,000)        (266,000)      (2,306,000)         (997,000)
Net cash used in
   financing activities              (5,481,000)       (6,897,000)      (5,235,000)      (8,321,000)       (3,968,000)
Capital expenditures
   to maintain facilities            (1,028,000)         (534,000)        (266,000)        (319,000)         (297,000)
Funds from operations (2)             6,125,000         6,218,000        6,391,000        5,687,000         4,810,000

Balance sheet data:
-------------------
Total assets                        $48,920,000       $50,277,000      $52,888,000      $54,043,000       $59,392,000
Total debt                            4,650,000         5,650,000             -                -            1,736,000
Shareholders' equity                 41,528,000        41,765,000       50,790,000       51,796,000        55,178,000

          ----------------------------------

(1) Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $186,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

(2) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

Results of Operations.
----------------------

          YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Net income in 1996 was $4,148,000 compared to $3,985,000 in 1995, representing an increase of $163,000 or 4%. Net income per fully diluted Series A share was $1.03 in 1996 compared to $0.95 in 1995, representing an increase of $.08 or 8% per share. These increases are primarily due to an increase in property net operating income partially offset by an increase in interest expense and combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

          During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $96,000 from $4,770,000 in 1995 to $4,866,000 in 1996. This increase is primarily attributable to an increase in rental income at both the Company's mini-warehouse and business park facilities combined with a decrease in depreciation expense and offset by an increase in cost of operations.

          Rental income for the mini-warehouse operations increased $247,000 or 3% from $8,224,000 in 1995 to $8,471,000 in 1996. Cost of operations (including management fees paid to an affiliate of the Company) increased $233,000 or 9% from $2,713,000 in 1995 to $2,946,000 in 1996. The results of these changes was a slight increase in property net operating income before depreciation expense of $14,000 from $5,511,000 in 1995 to $5,525,000 in 1996. The increase in rental income is primarily attributable to increases in occupancy levels and rental rates at a majority of the Company's facilities. The Company's Colorado and California properties contributed 48% to the increase in rental income as a result of increased rental rates at all of the properties located in those two states. The increase in cost of operations is mainly due to increases in payroll, repairs and maintenance, advertising and property tax expense. Repairs and maintenance costs increased primarily due to increases in snow removal costs due to higher than normal snow levels experienced at the Company's facilities located in the eastern states as well as various other costs such as landscaping and painting. Property taxes increased due to an increase in the property tax rate at the Company's Wheatridge, Colorado property.

          Property net operating income before depreciation expense with respect to the Company's business park facilities increased by $12,000 or 1% from $1,306,000 in 1995 to $1,318,000 in 1996. This increase is primarily due to an increase in rental income offset by an increase in cost of operations. Rental income increased as a result of increases in rental rates at the Company's Fairfax, Virginia and San Diego, California facilities. Cost of operations increased mainly due to increases in property taxes and repairs and maintenance costs. The increase in property taxes is primarily attributable to a one-time tax refund received in 1995 at the Company's San Diego, California facility.

          Weighted average occupancy levels were 90% for the mini-warehouse facilities and 92% for the business park facilities in 1996 compared to 88% for the mini-warehouse facilities and 92% for the business park facilities in 1995.

          In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. In 1996, the Company expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the statements of income. As a result of the prepayment, the Company saved approximately $38,000 in management fees, based on the management fees that would have been payable on rental income generated in 1996 compared to the amount prepaid.

          Interest expense on the Company's credit facility increased $138,000 from $328,000 in 1995 to $466,000 in 1996. This increase is due to a higher outstanding loan balance in 1996 over 1995.

          YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Net income in 1995 was $3,985,000 compared to $4,204,000 in 1994, representing a decrease of $219,000 or 5%. Net income per fully diluted Series A share was $0.95 in 1995 compared to $0.91 in 1994, representing an increase of $.04 or 4% per share. The decrease in net income is primarily due to an increase in interest expense combined with environmental cost incurred in 1995 offset by an increase in property net operating income. Net income per share increased due to the reduction in the number of Series A shares outstanding as a result of the Company's repurchase of Series A shares.

          During 1995, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $294,000 from $4,476,000 in 1994 to $4,770,000 in 1995. This increase is primarily attributable to an increase in rental income at both the Company's mini-warehouse and business park facilities and a decrease in depreciation expense.

          Rental income for the mini-warehouse operations increased $251,000 or 3% from $7,973,000 in 1994 to $8,224,000 in 1995. Cost of operations (including management fees paid to an affiliate of the Company) increased $109,000 or 4% from $2,604,000 in 1994 to $2,713,000 in 1995. The increase in rental income is primarily due to increases in rental rates at a majority of the Company's facilities. Rental income at the Company's two Colorado facilities increased $56,000 or 5% and revenues at the Company's three California facilities increased $49,000, also 5%. The increase in cost of operations is mainly due to increases in payroll, property taxes and management fees paid to an affiliate. Payroll increased due to an increase in incentive payroll attributable to an increase in property net operating income. Property taxes increased due to actual bills paid being more than amounts estimated in 1994. Due to an increase in rental income, management fees increased.

          Property net operating income before depreciation expense with respect to the Company's business park facilities increased by $12,000 or 1% from $1,294,000 in 1994 to $1,306,000 in 1995. This increase is primarily due to an increase in rental income caused by an increase in rental rates. Rental rates increased primarily at the Company's Fairfax, Virginia facility due to increases in the value of leases signed by new tenants.

          Depreciation expense decreased $140,000 from 1994 to 1995 partially due to a decrease in tenant improvement write-offs.

          Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $186,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

          Weighted average occupancy levels were 88% for the mini-warehouse facilities and 92% for the business park facilities in 1995 compared to 88% for the mini-warehouse facilities and 97% for the business park facilities in 1994.

MINI-WAREHOUSE OPERATING TRENDS.
--------------------------------

          The following table illustrates the operating trends for the Company's 16 mini-warehouses:

                                                              Years ended December 31,
                                                       ----------------------------------------
                                                          1996           1995            1994
                                                       -----------    ----------      ---------
Weighted average occupancy level                           90%            88%            88%
Realized monthly rent per occupied
  square foot (1)                                        $.70           $.69           $.67
Operating margin (2)
     Before reduction for depreciation expense             65%            67%            67%
     After reduction for depreciation expense              49%            51%            47%

-------------
(1) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(2) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.
                                       15

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

          CAPITAL   STRUCTURE.   The  Company's   financial   profile  has  been
characterized by a low level of debt to total capitalization and increasing cash provided by operating activities.

          NET CASH PROVIDED BY OPERATING ACTIVITIES AND FUNDS FROM OPERATIONS. The Company believes that important measures of its performance as well as liquidity are net cash provided by operating activities and funds from operations ("FFO").

          Net cash provided by operating activities (net income plus depreciation) reflects the cash generated from the Company's business before distributions to shareholders and capital expenditures. Net cash provided by operating activities has increased from $6,019,000 in 1995 to $6,286,000 in 1996.

          FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1996 and 1995 was $6,125,000 and $6,218,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.


          The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at December 31, 1996) or the bank's LIBOR rate plus 2.25% (7.87% at December 31,
1996). The average interest rate on the Company's credit facility during 1996 was approximately 8.15%. Principal will be payable quarterly beginning on April 1, 1997 and interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. At December 31, 1996, the outstanding balance on the credit facility was $4,650,000. In January 1997, the Company borrowed an additional $1,100,000 on its line of credit facility.

          The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.

                                                                        Years ended December 31,
                                                           -----------------------------------------------
                                                                1996             1995              1994
                                                           -------------     ------------     ------------
Net income                                                  $4,148,000        $3,985,000       $4,204,000
Environmental cost                                                   -           186,000                -
Depreciation                                                 1,977,000         2,047,000        2,187,000
                                                           -------------     ------------     ------------
Funds from operations
     (Net cash provided by operating activities
     before changes in working capital components)           6,125,000         6,218,000        6,391,000
Capital improvements to maintain facilities                 (1,028,000)         (534,000)        (266,000)
                                                           -------------     ------------     ------------
Funds available for distributions to
     shareholders and repurchase of stock                    5,097,000         5,684,000        6,125,000
Cash distributions to shareholders                          (4,408,000)       (4,021,000)      (3,980,000)
                                                           -------------     ------------     ------------
Excess funds available for
     principal payments, cash distributions to
     shareholders and repurchase of stock                     $689,000        $1,663,000       $2,145,000
                                                           =============     ============     ============

          The Company believes that its rental revenues and interest and other income will be sufficient over at least the next twelve months to meet the Company's operating expenses, capital improvements, debt service requirements and distributions to shareholders. For 1997, the Company anticipates expending approximately $785,000 for capital improvements. During 1995, the Company's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The vast majority of the costs associated with these enhancements were incurred in 1995 and 1996.

          The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

          On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.31. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.15 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

         In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $298,000. The amount has been expensed as management fees paid to affiliate during 1996.

DISTRIBUTIONS
-------------

          The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                                Series A         Series B           Total
                              -------------     -----------     ------------
            1986                $902,000           $79,000         $981,000
            1987               1,495,000           131,000        1,626,000
            1988               1,495,000           129,000        1,624,000
            1989               2,242,000           195,000        2,437,000
            1990               2,242,000           195,000        2,437,000
            1991               2,239,000           195,000        2,434,000
            1992               2,787,000           250,000        3,037,000
            1993               3,747,000           299,000        4,046,000
            1994               3,604,000           351,000        3,955,000
            1995               4,029,000           455,000        4,484,000
            1996               3,860,000           452,000        4,312,000
                             --------------     -----------     ------------
            Totals           $28,642,000        $2,731,000      $31,373,000
                             ==============     ===========     ============

          The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $28,642,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $26,878,000 in additional distributions with respect to the Series A shares have been made.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

          The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1994, 1995 and 1996 by attributing distributions in 1995, 1996 and 1997 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The primary difference between book income and taxable income is depreciation expense. In 1996, the Company's Federal tax depreciation was $1,459,000.

          The Company's Board of Directors has authorized the Company to purchase up to 1,300,000 shares of Series A common stock. As of December 31, 1996, the Company had purchased and retired 961,351 shares of Series A common stock.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

          Company's   financial   statements  are  included   elsewhere  herein.
Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------

         None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          ------------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

     (a)  List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule.
          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule.
          3.   Exhibits: See Exhibit Index contained herein.

     (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1996:
                None.

     (c)  Exhibits:
                See  Exhibit Index contained herein.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          PUBLIC STORAGE PROPERTIES XVII, INC.

Dated: March 27, 1997                      By:/s/ Harvey Lenkin
                                              ---------------------------
                                              Harvey Lenkin, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Capacity                                 Date
-------------------------             ---------------------------------------         -------------------
/s/ B. Wayne Hughes                   Chairman of the Board, Chief Executive            March 27, 1997
-------------------------               Officer and Director
B. Wayne Hughes                         (Principal Executive Officer)



/s/ Vern O. Curtis                    Director                                          March 27, 1997
-------------------------
Vern O. Curtis


/s/ Jack D. Steele                    Director                                          March 27, 1997
-------------------------
Jack D. Steele


/s/ David P. Singelyn                 Vice President and Chief Financial Officer        March 27, 1997
---------------------                   (Principal Financial Officer and
David P. Singelyn                       Principal Accounting Officer)


                      PUBLIC STORAGE PROPERTIES XVII, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                                                       Page
                                                                                                   References
                                                                                                   ----------

Report of Independent Auditors                                                                         F-1

Financial Statements and Schedule:

     Balance Sheets as of December 31, 1996 and 1995                                                   F-2

     For each of the three years in the period ended December 31, 1996:

         Statements of Income                                                                          F-3

         Statements of Shareholders' Equity                                                            F-4

         Statements of Cash Flows                                                                      F-5

     Notes to Financial Statements                                                                 F-6 - F-10

Schedule for the years ended December 31, 1996, 1995 and 1994:

     III  Real Estate and Accumulated Depreciation                                                F-11 - F-12


          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors





The Board of Directors and Shareholders
Public Storage Properties XVII, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XVII, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XVII, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                        ERNST & YOUNG LLP


February 18, 1997
Los Angeles, California

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                              1996                  1995
                                                                          -----------          -----------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $214,000             $437,000
Rent and other receivables                                                     110,000               43,000
Prepaid expenses                                                               147,000              399,000

Real estate facilities at cost:
     Building, land improvements and equipment                              44,615,000           43,686,000
     Land                                                                   22,837,000           22,837,000
                                                                           -----------          -----------
                                                                            67,452,000           66,523,000

     Less accumulated depreciation                                         (19,003,000)         (17,125,000)
                                                                           -----------          -----------
                                                                            48,449,000           49,398,000
                                                                           -----------          -----------

Total assets                                                               $48,920,000          $50,277,000
                                                                           ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                            $1,022,000           $1,033,000
Dividends payable                                                            1,426,000            1,522,000
Advance payments from renters                                                  294,000              307,000
Note payable                                                                 4,650,000            5,650,000

Shareholders' equity:
     Series A common, $.01 par value,
         4,983,165 shares authorized,
         2,776,023 shares issued and
         outstanding (2,780,323 shares
         issued and outstanding in 1995)                                        28,000               28,000
     Convertible Series B common,
         $.01 par value, 324,989 shares
         authorized, issued and outstanding                                      3,000                3,000
     Convertible Series C common,
         $.01 par value, 920,802 shares
         authorized, issued and outstanding                                      9,000                9,000

     Paid-in-capital                                                        51,769,000           51,842,000
     Cumulative net income                                                  21,092,000           16,944,000
     Cumulative distributions                                              (31,373,000)         (27,061,000)
                                                                           -----------          -----------

     Total shareholders' equity                                             41,528,000           41,765,000
                                                                           -----------          -----------

Total liabilities and shareholders' equity                                 $48,920,000          $50,277,000
                                                                           ===========          ===========

                            See accompanying notes.


                      PUBLIC STORAGE PROPERTIES XVII, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996


                                                              1996                  1995                  1994
                                                          ----------            ----------            ----------
REVENUES:
Rental income                                            $10,894,000           $10,549,000           $10,245,000
Interest income                                               15,000                26,000                37,000
                                                          ----------            ----------            ----------

                                                          10,909,000            10,575,000            10,282,000
                                                          ----------            ----------            ----------


COSTS AND EXPENSES:

Cost of operations                                         3,460,000             3,123,000             2,992,000
Management fees paid to affiliates                           591,000               609,000               590,000
Depreciation                                               1,977,000             2,047,000             2,187,000
Interest expense                                             466,000               328,000                 2,000
Environmental cost                                                 -               186,000                     -
Administrative                                               267,000               297,000               307,000
                                                          ----------            ----------            ----------
                                                           6,761,000             6,590,000             6,078,000
                                                          ----------            ----------            ----------

NET INCOME                                                $4,148,000            $3,985,000            $4,204,000
                                                         ===========           ===========           ===========


Primary earnings per share-Series A                           $1.33                 $1.20                 $1.14
                                                         ===========           ===========           ===========

Fully diluted earnings per share-Series A                     $1.03                 $0.95                 $0.91
                                                         ===========           ===========           ===========

Dividends declared per share:
     Series A                                                 $1.39                 $1.40                 $1.07
                                                         ===========           ===========           ===========
     Series B                                                 $1.39                 $1.40                 $1.07
                                                         ===========           ===========           ===========


Weighted average Common shares outstanding:
     Primary Series A                                      2,776,023             2,934,723             3,377,156
                                                         ===========           ===========           ===========
     Fully diluted-Series A                                4,021,814             4,180,514             4,622,947
                                                         ===========           ===========           ===========

                            See accompanying notes.

                     PUBLIC STORAGE PROPERTIES XVII, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1996

                                                                    Convertible                 Convertible
                                         Series A                    Series B                     Series C
                                   Shares        Amount        Shares        Amount        Shares         Amount
                                 ------------------------------------------------------------------------------------
Balances at December 31, 1993     3,406,873       $34,000      324,989        $3,000        920,802        $9,000

Net income
Repurchase of shares                (82,825)       (1,000)

Cash distributions declared:
   $1.07 per share - Series A
   $1.07 per share - Series B
                                 ------------------------------------------------------------------------------------

Balances at December 31, 1994     3,324,048        33,000      324,989         3,000        920,802         9,000

Net income
Repurchase of shares               (543,725)       (5,000)

Cash distributions declared:
   $1.40 per share - Series A
   $1.40 per share - Series B
                                -------------------------------------------------------------------------------------

Balances at December 31, 1995     2,780,323        28,000      324,989         3,000        920,802         9,000

Net income
Repurchase of shares                 (4,300)            -

Cash distributions declared:
   $1.39 per share - Series A
   $1.39 per share - Series B
                                -------------------------------------------------------------------------------------

Balances at December 31, 1996     2,776,023       $28,000      324,989        $3,000        920,802        $9,000
                                =====================================================================================

                                                     Cumulative                         Total
                                       Paid-in           net         Cumulative     shareholders'
                                       Capital         income       distributions      equity
                                 ------------------------------------------------------------------
Balances at December 31, 1993        $61,617,000      $8,755,000   ($18,622,000)     $51,796,000

Net income                                             4,204,000                       4,204,000
Repurchase of shares                  (1,254,000)                                     (1,255,000)

Cash distributions declared:
   $1.07 per share - Series A                                        (3,604,000)      (3,604,000)
   $1.07 per share - Series B                                          (351,000)        (351,000)
                                 ------------------------------------------------------------------

Balances at December 31, 1994         60,363,000      12,959,000    (22,577,000)      50,790,000

Net income                                             3,985,000                       3,985,000
Repurchase of shares                  (8,521,000)                                     (8,526,000)

Cash distributions declared:
   $1.40 per share - Series A                                        (4,029,000)      (4,029,000)
   $1.40 per share - Series B                                          (455,000)        (455,000)
                                -------------------------------------------------------------------

Balances at December 31, 1995         51,842,000      16,944,000    (27,061,000)      41,765,000

Net income                                             4,148,000                       4,148,000
Repurchase of shares                     (73,000)                                        (73,000)

Cash distributions declared:
   $1.39 per share - Series A                                        (3,860,000)      (3,860,000)
   $1.39 per share - Series B                                          (452,000)        (452,000)
                                -------------------------------------------------------------------

Balances at December 31, 1996        $51,769,000     $21,092,000   ($31,373,000)     $41,528,000
                                ===================================================================

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1996

                                                                      1996             1995             1994
                                                                  ----------       ----------        ----------
Cash flows from operating activities:
     Net income                                                   $4,148,000       $3,985,000        $4,204,000


     Adjustments to reconcile net income to
         net cash provided by operating activities:

     Depreciation                                                  1,977,000        2,047,000         2,187,000
     (Increase) decrease in rent and
         other receivables                                           (67,000)         (13,000)           25,000
     Increase in prepaid expenses                                    (46,000)          (3,000)           (5,000)
     Amortization (payment) of prepaid management fees               298,000         (298,000)                -
     (Decrease) increase in accounts payable                         (11,000)         327,000           (89,000)
     Decrease in advance payments from renters                       (13,000)         (26,000)          (35,000)
                                                                  ----------       ----------        ----------

         Total adjustments                                         2,138,000        2,034,000         2,083,000
                                                                  ----------       ----------        ----------

         Net cash provided by operating activities                 6,286,000        6,019,000         6,287,000
                                                                  ----------       ----------        ----------

Cash flows from investing activities:

     Additions to real estate facilities                          (1,028,000)        (534,000)         (266,000)
                                                                  ----------       ----------        ----------

         Net cash used in investing activities                    (1,028,000)        (534,000)         (266,000)
                                                                  ----------       ----------        ----------

Cash flows from financing activities:

     (Payments) proceeds from note payable to bank                (1,000,000)       5,650,000                 -
     Distributions paid to shareholders                           (4,408,000)      (4,021,000)       (3,980,000)
     Purchase of Company Series A
         common stock                                                (73,000)      (8,526,000)       (1,255,000)
                                                                  ----------       ----------        ----------

         Net cash used in financing activities                    (5,481,000)      (6,897,000)       (5,235,000)
                                                                  ----------       ----------        ----------

Net (decrease) increase in cash and cash equivalents                (223,000)      (1,412,000)          786,000

Cash and cash equivalents at the beginning of the year               437,000        1,849,000         1,063,000
                                                                  ----------       ----------        ----------

Cash and cash equivalents at the end of the year                    $214,000         $437,000        $1,849,000
                                                                  ==========       ==========        ==========

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       DESCRIPTION OF BUSINESS

                  Public Storage Properties XVII, Inc. (the "Company") is a California corporation which has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company succeeded to the business of Public Storage Properties XVII, Ltd. (the "Partnership") in a reorganization transaction which was effective September 16, 1991 (the "Reorganization").

                  The  Company   owns  and   operates   primarily   self-storage
         facilities and, to a lesser extent, business park facilities containing commercial or industrial spaces.

                  The term of the Company is until all properties have been sold and, in any event, not later than December 31, 2038. The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

                  Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

         Income Taxes:

                  The Company has and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

         Statements of Cash Flows:

                  For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid $472,000, $328,000 and $2,000 in interest costs in 1996, 1995 and 1994, respectively.

         Real Estate Facilities:

                  Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop primarily mini-warehouse facilities and to a lesser extent, business park facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively. Included in depreciation is depreciation of tenant improvements on the Company's business park facilities of $162,000, $188,000 and $138,000 in 1996, 1995 and 1994, respectively.

              Included in buildings in 1996 is $147,000 in costs incurred for the expansion of the Company's Sacramento, California facility.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and based on current circumstances, such adoption did not have any effect on the financial statements.

                  At December 31, 1996, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $13,197,000) is $29,464,000.

         Revenue Recognition:

                  Property rents are recognized as earned.

         Net Income Per Share:

                  Net income per share is based on net income attributable to each series of common shares and the weighted average number of such shares outstanding during the periods presented.

                  Net income per share is presented on a primary and fully diluted basis. Primary earnings per share represents the Series A shareholders' right to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Convertible Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Fully diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

         Use of Estimates:

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:

                  Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $186,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

3.       RELATED PARTY TRANSACTIONS

                  The Company has a Management Agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Company's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

                  PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and B. Wayne Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996 when the Hughes Family sold its interest to Ronald
         L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors.

                  In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the operator of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                  Each Management Agreement, as amended in February 1995, provides that the agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

                  In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $298,000. The amount has been expensed as management fees paid to affiliate during 1996.

4.       SHAREHOLDERS' EQUITY

                  Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

                  The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $28,642,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $26,878,000 in additional distributions with respect to the Series A shares have been made.

              Assuming liquidation of the Company at its net book value at December 31, 1996 and 1995, each Series of common shares would receive the following as a liquidating distribution:

                                                     1996              1995
                                                -------------    ------------
          Series A                               $36,990,000      $38,385,000
          Convertible Series B                     1,184,000          881,000
          Convertible Series C                     3,354,000        2,499,000
                                                -------------    ------------
          Total                                  $41,528,000      $41,765,000
                                                =============    ============

              The Series A shares, Convertible Series B shares and Convertible Series C shares have equal voting rights. The holders of the Convertible Series B and Convertible Series C shares have agreed to vote along with the majority of the unaffiliated Series A shareholders on matters other than control of the Company and its business.

                  The Company's Board of Directors has authorized the Company to purchase up to 1,300,000 shares of the Company's Series A common stock. As of December 31, 1996, the Company had purchased and retired 961,351 shares of Series A common stock, of which 4,300 and 543,725 were purchased and retired in 1996 and 1995, respectively.

              For Federal income tax purposes, all distributions declared by the Board of Directors in 1996, 1995 and 1994 were ordinary income.

5.       NOTE PAYABLE TO BANK

                  The Company has an unsecured revolving credit facility with a bank for borrowings up to $7,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at December 31, 1996) or the bank's LIBOR rate plus 2.25% (7.87% at December 31, 1996). Principal payments of $240,000 will be payable quarterly beginning on April 1, 1997 and interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable.

                  At December 31, 1996, the outstanding balance on the credit facility was $4,650,000. In January 1997, the Company borrowed an additional $1,100,000 on its line of credit facility.

                  Under covenants of the credit facility, the Company is (1) required to maintain a ratio of debt to net worth (as defined) of not more than .5 to 1.0, (2) required to maintain a REIT cash flow coverage ratio (as defined) measured on a year-to-date basis for each fiscal quarter of not less than 1.2 to 1.0 and (3) required to maintain a dividend cash flow coverage ratio (as defined) measured on a year-to-date basis for each fiscal quarter of not less than 1.0 to 1.0. As of December 31, 1996, the Company was in compliance with the covenants of the credit facility.

6.       QUARTERLY RESULTS (UNAUDITED)

              The following is a summary of unaudited quarterly results of operations:

                                                                            Three months ended
                                                      -----------------------------------------------------------
                                                       March 1996       June 1996      Sept. 1996      Dec. 1996
                                                      ------------     -----------    -----------     -----------

           Revenues                                     $2,639,000      $2,744,000     $2,775,000      $2,751,000

           Expenses                                      1,721,000       1,603,000      1,732,000       1,705,000
                                                      ------------     -----------    -----------     -----------

           Net income                                     $918,000      $1,141,000     $1,043,000      $1,046,000
                                                      ============     ===========    ===========     ===========

           Primary earnings per share-Series A               $0.29           $0.38          $0.34           $0.32
                                                      ============     ===========    ===========     ===========

           Fully diluted earnings per share-Series A         $0.23           $0.28          $0.26           $0.26
                                                      ============     ===========    ===========     ===========


                                                                            Three months ended
                                                      -----------------------------------------------------------
                                                       March 1995      June 1995      Sept. 1995      Dec. 1995
                                                      ------------     -----------    -----------     -----------

           Revenues                                     $2,566,000      $2,634,000     $2,722,000      $2,653,000

           Expenses                                      1,540,000       1,555,000      1,646,000       1,849,000
                                                      ------------     -----------    -----------     -----------

           Net Income                                   $1,026,000      $1,079,000     $1,076,000        $804,000
                                                      ============     ===========    ===========     ===========
           Primary earnings per share-Series A               $0.30           $0.33          $0.34          $0.23
                                                      ============     ===========    ===========     ===========
           Fully diluted earnings per share-Series A         $0.24           $0.26          $0.25          $0.20
                                                      ============     ===========    ===========     ===========

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                  Initial Cost              Costs
                                                           --------------------------   subsequent to
                                                                         Bldg., Land     construction
    Date                                                                    Imp &       (Improvements)
  Completed           Description           Encumbrances       Land       Equipment          (1)
----------------------------------------------------------------------------------------------------------

Mini-warehouses:
    11/86     Dallas/E Mockingbird Lake          -           $1,962,000    $2,631,000         $317,000
    11/86     Wheat Ridge/West 48th Av           -              726,000     1,341,000           38,000
    11/86     Berlin / 55 Harker Ave             -              490,000     1,257,000           52,000
    12/86     Gretna / Belle Chase Hwy           -              729,000     1,994,000           42,000
    11/86     Houston / Louetta Road             -              557,000       969,000           84,000
    12/86     Sacramento / Verner                -              829,000     1,577,000          232,000
    12/86     Houston / South Dairy              -              785,000     1,033,000           59,000
    12/86     Naperville / Ogden II              -              472,000     1,697,000           51,000
    3/87      Honolulu / Ukee                    -            1,164,000     1,517,000          132,000
    2/87      Davis / Olive                      -              480,000     1,168,000           37,000
    7/87      Decatur /Snapfinger Woods          -              317,000     1,423,000           77,000
    8/87      Jacksonville / Timuquana           -              304,000     1,217,000           74,000
    9/87      Chicopee / Jamrog                  -              623,000     1,606,000           31,000
    4/87      Houston/Veteran Memorial           -              553,000       964,000           71,000
    11/87     Littleton / Belleview              -            1,092,000     1,616,000           34,000

Business Parks:

    7/89      San Diego / Lusk III               -            3,270,000     3,345,000        2,040,000

Combinations:

    4/87      Carrollton / Trinity Mills         -            2,109,000     2,510,000          357,000
    8/89      Fairfax / Bren Mar                 -            4,998,000     8,258,000        3,667,000
    2/87      Los Angeles / Olympic              -            2,753,000     2,145,000       (2,424,000)
                                          ----------------------------------------------------------------

                                                 -          $24,213,000   $38,268,000       $4,971,000
                                          ================================================================

                                                       Gross Carrying Amount
                                                       At December 31, 1996                                     Life on Which
                                             ---------------------------------------------                     Depreciation in
                                                               Bldg., Land                                      Latest Income
    Date                                                         Imp &                        Accumulated       Statement is
  Completed           Description               Land          Equipment         Total         Depreciation        Computed
----------------------------------------------------------------------------------------------------------------------------

Mini-warehouses:
    11/86     Dallas/E Mockingbird Lake       $1,962,000      $2,948,000     $4,910,000       ($1,061,000)    5-25 years
    11/86     Wheat Ridge/West 48th Av           726,000       1,379,000      2,105,000          (554,000)    5-25 years
    11/86     Berlin / 55 Harker Ave             490,000       1,309,000      1,799,000          (508,000)    5-25 years
    12/86     Gretna / Belle Chase Hwy           729,000       2,036,000      2,765,000          (823,000)    5-25 years
    11/86     Houston / Louetta Road             557,000       1,053,000      1,610,000          (418,000)    5-25 years
    12/86     Sacramento / Verner                829,000       1,809,000      2,638,000          (665,000)    5-25 years
    12/86     Houston / South Dairy              785,000       1,092,000      1,877,000          (445,000)    5-25 years
    12/86     Naperville / Ogden II              472,000       1,748,000      2,220,000          (697,000)    5-25 years
    3/87      Honolulu / Ukee                  1,164,000       1,649,000      2,813,000          (641,000)    5-25 years
    2/87      Davis / Olive                      480,000       1,205,000      1,685,000          (487,000)    5-25 years
    7/87      Decatur /Snapfinger Woods          317,000       1,500,000      1,817,000          (533,000)    5-25 years
    8/87      Jacksonville / Timuquana           304,000       1,291,000      1,595,000          (497,000)    5-25 years
    9/87      Chicopee / Jamrog                  623,000       1,637,000      2,260,000          (596,000)    5-25 years
    4/87      Houston/Veteran Memorial           553,000       1,035,000      1,588,000          (401,000)    5-25 years
    11/87     Littleton / Belleview            1,092,000       1,650,000      2,742,000          (600,000)    5-25 years

Business Parks:

    7/89      San Diego / Lusk III             3,270,000       5,385,000      8,655,000        (2,919,000)    5-25 years

Combinations:

    4/87      Carrollton / Trinity Mills       2,109,000       2,867,000      4,976,000        (1,341,000)    5-25 years
    8/89      Fairfax / Bren Mar               4,998,000      11,925,000     16,923,000        (5,461,000)    5-25 years
    2/87      Los Angeles / Olympic            1,377,000       1,097,000      2,474,000          (356,000)    5-25 years
                                          -----------------------------------------------------------------

                                             $22,837,000     $44,615,000    $67,452,000      ($19,003,000)
                                          =================================================================

 (1) Reduction in costs at the Los Angeles\Olympic facility is due to the sale of 50% of the Company's interest in the property in 1993.

                      PUBLIC STORAGE PROPERTIES XVII, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


 (a) The following is a reconciliation of costs and related accumulated depreciation.

                              COSTS RECONCILIATION

                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------

                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------

Balance at the beginning of the period                        $66,523,000          $66,176,000          $66,106,000

Additions during the period:

  Improvements                                                  1,028,000              534,000              266,000

Deductions during the period                                      (99,000)            (187,000)            (196,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                            $67,452,000          $66,523,000          $66,176,000
                                                         ================================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------
Balance at the beginning of the period                        $17,125,000          $15,265,000          $13,274,000

Additions during the period:

  Depreciation                                                  1,972,000            2,033,000            2,187,000

Deductions during the period                                      (94,000)            (173,000)            (196,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                            $19,003,000          $17,125,000          $15,265,000
                                                         ================================================================


 (b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $42,661,000.

                      PUBLIC STORAGE PROPERTIES XVII, INC.

                                  EXHIBIT INDEX
                                  (Item 14(c))

3.1 Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

3.3 Amended and Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.4 Amendments to Bylaws Adopted on July 30, 1992. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between the Company and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2      Amended  Management  Agreement  dated  February  21, 1995  between the
          Company and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Amendment to Amended Management Agreement dated August 8, 1995 between the Company, Public Storage Management, Inc. and Storage Equities, Inc. Previously filed with Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

10.4 Revolving credit agreement between the Company and Manufacturers Bank dated February 24, 1995. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.5 Amendment to Revolving Credit Agreement between the Company and Manufacturers Bank dated September 14, 1995. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.6 Amendment to Revolving Credit Agreement between the Company and Manufacturers Bank dated February 7, 1997. Filed herewith.

27        Financial Data Schedule. Filed herewith.